Form 10-K
period 2005-12-31
GE Commercial Mortgage Corp. Series 2005-C4
filed 2006-03-29
CIK 1344873

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-125248-02

        GE Commercial Mortgage Corporation
        (as Depositor under the Pooling and Servicing Agreement, dated as of December 1, 2005, providing for the issuance of Commercial Mortgage Pass-Through Certificates, Series 2005-C4)


     (Exact name of registrant as specified in its charter)


    Delaware                                          02-0666931
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



   292 Long Ridge Road
   Stamford, CT                               06927
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (203) 357-4000

  GE Commercial Mortgage Corporation
  Commercial Mortgage Pass-Through Certificates
  Series 2005-C4

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  ___     No  X

        The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was December 14, 2005.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the pooling and servicing agreement for the GE Commercial Mortgage Corporation,
            Commercial Mortgage Pass-Through Certificates, Series
            2005-C4 (the "Trust"), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 54.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Midland Loan Services, Inc., as Servicer <F1>
      b) Midland Loan Services, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Servicer of the Oglethorpe Mall loan <F1>
      d) Bank of America, N.A. as Master Servicer for the Fireman's Fund loan <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Midland Loan Services, Inc., as Servicer <F1>
      b) Midland Loan Services, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Servicer of the Oglethorpe Mall loan <F1>
      d) Bank of America, N.A. as Master Servicer for the Fireman's Fund loan <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Midland Loan Services, Inc., as Servicer <F1>
      b) Midland Loan Services, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Servicer for the Oglethorpe Mall loan under the pooling and servicing agreement for the GE Commercial Mortgage Corporation, Commercial
         Mortgage Pass-Through Certificates, Series 2005-C3 <F1>
      d) Bank of America, N.A. as Master Servicer for the Fireman's Fund loan under the pooling and servicing agreement for the Banc of America Commercial Mortgage Inc.,
         Commercial Mortgage Pass-Through Certificates, Series 2005-5 <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.

            Not applicable.

   (b) The exhibits required to be filed by registrant pursuant to Item 601 of Regulation S-K are listed in (a) above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GE Commercial Mortgage Corporation, as depositor
    (Registrant)


  By: /s/ Daniel J. Smith


  Daniel J. Smith
  President and Chief Executive Officer

  Dated: March 28, 2006

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  (a)(i) No annual report is provided to the Certificateholders.

  (a)(ii) No proxy statement, form of proxy, or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  GE Commercial Mortgage Corporation
  Trust, Series 2005-C4 (the "Trust")

  I, Daniel J. Smith, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer and the special servicer under the pooling and servicing agreement is included in these reports;

  4. I am responsible for reviewing the activities performed by the servicer and the special servicer under the pooling and servicing agreement and based upon my knowledge and the annual compliance review required under the pooling and servicing agreement, and except as disclosed in the reports, the servicer and special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Midland Loan Services, Inc., as Servicer, Midland Loan Services, Inc., as Special Servicer, Wells Fargo Bank, N.A., as Trustee and the other servicers of mortgage loans included in the Trust.



     Date:  March 28, 2006

     /s/ Daniel J. Smith
     Signature

     President and Chief Executive Officer
     Title


  EX-99.1 (a)

(logo)Deloitte

Deloitte & Touche LLP
Suite 3300
1100 Walnut Street
Kansas City, MO 64106
USA

Tel: +1 816 474 6180
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion that Midland Loan Services, Inc. ("MLS"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 17, 2006. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.

In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP

February 17, 2006



Member of
Deloitte Touche Tohmatsu


[PAGE]

(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1




  EX-99.1 (b)

(logo)Deloitte

Deloitte & Touche LLP
Suite 3300
1100 Walnut Street
Kansas City, MO 64106
USA

Tel: +1 816 474 6180
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion that Midland Loan Services, Inc. ("MLS"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 17, 2006. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.

In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP

February 17, 2006



Member of
Deloitte Touche Tohmatsu


[PAGE]

(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1




  EX-99.1 (c)

(logo)Deloitte

Deloitte & Touche LLP
Suite 3300
1100 Walnut Street
Kansas City, MO 64106
USA

Tel: +1 816 474 6180
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion that Midland Loan Services, Inc. ("MLS"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 17, 2006. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.

In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP

February 17, 2006



Member of
Deloitte Touche Tohmatsu


[PAGE]


(logo) MIDLANDLOANSERVICES


Management's Assertion

As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.


MIDLAND LOAN SERVICES, INC

/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice-President &
Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer

February 17, 2006


A Member of the PNC Financial Services Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F

(page)


MIDLAND LOAN SERVICES, INC.

APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * Be mathematically accurate
    * Be prepared within forty-five (45) calendar days after the cutoff date
    * Be reviewed and approved by someone other than the person who prepared the reconciliation
    * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

(page)


 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

(page)


Exhibit A


LaSalle Bank National Association


13 Affiliates of General Growth Properties, 1997 Collateralized Fixed Rate Notes

Anthracite CDO II Depositor, LLC. Commercial Mortgage Pass-Through Certificates, Series 2002-WGL-1

Artesia Mortgage CMBS, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C1

Asset Securitization Corporation, Commercial Mortgage Pass-Through Certificates, Series 1995-Dl

Aventura Mall Venture, Commercial Mortgage Notes, Series 1998

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-1

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-4

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-6

Bank of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-2

Bank of America Commercial Mortrgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-5

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Corporate Lease-Backed Certificates, Series 1999-CLF1

Calwest Funding, LLC, Calwest Industrial Trust Commecial Mortgage Pass-Through Certificates, Series 2002-CALW

Capital Lease Funding Securitization, L.P., Corporate Credit-Backed Pass-Through Certificates, Series 1997-CTL-1

Citigroup Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series CD 2005-CD1

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1996-C1

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1997-ML1

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1999-C1

Commercial Mortgage Acceptance Corporationv, Commercial Mortgage Pass-Through Certificates, Series 1998-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP3

CRP Affordable Housing No. 2, LLC, Commercial Mortrgage Pass-Through Certificates, 2004

Deutsche Mortgage & Asset Receiving Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-FL1O


(page)


Exhibit A


Deutsche Mortgage & Asset Receiving Corp., Mall of America Certificates, Series 2005-FL10 MOA

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2001-CIT1

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2003-FL8

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2003-FL9

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-CNL

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-HTL1

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

EQI Financial Partnership I, L.P., Commercial Mortgage Bonds, Series 1997-1

First Chicago Capital Corporation (Banc One), Commercial Mortgage Pass-Through Certificates, Series 2000-Cl

Four Times Square Trust, Commercial Mortgage Pass-Through Certificates, Series 2000-4TS

GE Capital Commercial Mortgage Corporation, Commercial Mortgage Pass Through Certificates. Series 2003-C2

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Global Signal Trust, Commercial Mortgage Pass-Through Certificates, Series
2004-1

Global Signal Trust II, Commercial Mortgage Pass-Through Certificates, Series 2004-2

GMAC Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-2

GMAC Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Seres 2003-C3

GMAC Commercial Mortgage Securities. Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Greenwich Capital Acceptance Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-ZC2

Greenwich Capital Acceptance Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-ZC-l


(page)


Exhibit A


GS Mortgage Securities Corporation II, Duke Weeks Industrial Trust Commercial Cortgage Pass-Through Certificates, Series 2000-DW1

Heller Financial Commercial Mortgage Asset Corp., Mortgage Pass-Through Certificates, Series 2000 PH-1

IMPAC Assets Corp., Collateralized Mortgage Bonds, Series 1998-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CIBC7

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-PNC1

J.P. Morgan Commercial Mortgage Finance Corp., Mortgage Pass-Through Certificates, Series 1997-C5

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP5

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LDP1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-C7

Merril Lynch Mortgage Investors Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-CIP1

Merrill Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-BPC1

Midland Realty Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1996-C1

Midland Realty Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1996-C2

Morgan Stanley Capital I Inc., Commerical Mortgage Pass-Through Certificates, Series 2004-IQ7

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

Morgan Stanley Capital I, Inc.,, Commercial Mortgage Pass-Through Certificates, Series 2005-IQ9

Morgan Stanley Dean Witter Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-XLPGM


(page)


Exhibit A


Mortgage Capital Funding I, Inc., Multifamily/Commercial Mortgage Pass-Through Certificates, Series 1997-MC2

NationsLink Funding Corporation, Commercial Loan Pass-Through Certificates, Series 1999-LTL-1

Nomura Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1994-C3

Paragon Hotel Finance Company, Floating Rate Commercial Mortgage-Backed Bonds, Series 2003-CTF

Penn Mutual Life Insurance Co., Commercial Mortgage Pass-Through Certificates, Series 1996-PML

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-Cl

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-C2

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Prudential Securities Secured Financing Corporation, Commercial Mortgage Pass-Through Certificates, Series 1995-MCF-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, 2001-CDC

Salomon Brothers Mortgage Securities VII, Inc., Mortgage Pass-Through Certificates, Series 1996-Cl

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-MM

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2002-CDC

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-CDC

SBA CMBS-1 Depositor, LLC, Commercial Mortgage Pass-Through Certificates. 1

Structured Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1995-Cl

Structured Asset Securities Corporation, Multiclass Pass-Through Certificates, Series 1996-CFL

Structured Asset Securities Corporation, MeriStar Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 1999-Cl

Structured Asset Securities Corporation, Multicass Pass-Through Certificates, Series 2000-LLF C7

Structured Asset Securities Corporation, Multidass Pass-Through Certificates, Series 2001-LLF C4

Structured Asset Securities Corporation, Lehman Brothers Floating Rate Commercial Mortgage Trust Muiticlass Pass-Through Certificates, Series 2002-LLP C3

Structured Asset Securities Corporation, Multiclass Pass-Through Certificates, Series 2003-LLF C2


(page)


Exhibit A


TIAA Retail Commercial, L.L.C., TIAA Retail Commercial Mortgage Trust, Series 1999-1

UBS Asset Securitization Corporation, Commercial Mortgage Pass-Through Certificates, Series 2001-WM

Vornado Finance L.L.C., Commercial Mortgage-Backed Notes, Series 2000-VN0

Washington Mutual Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2003-Cl

World Financial Properties Tower D Finance Corp., Pass-Through Certificates, Series 1996-WFP-D


  EX-99.1 (d)

(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Accountants


To the Board of Directors and Shareholders of Bank of America, N.A. Capital Markets Servicing Group:


We have examined management's assertion about Bank of America, N.A.'s Capital Markets Servicing Group ("CMSG"), as master servicer, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005, included in the accompanying management assertion (see Exhibit I), except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers. Management is responsible for CMSG's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about CMSG's compliance, as master servicer, except as that assertion relates to the minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers, based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMSG's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. The primary servicing of loans in this portfolio is performed by subservicers on behalf of CMSG. Consequently, we did not perform procedures regarding the minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMSG's compliance with the minimum servicing standards.

In our opinion, management's assertion that CMSG, as master servicer, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI, for which the primary servicing of loans is performed by subservicers and as noted in the accompanying management assertion.


/s/ PricewaterhouseCoopers LLP

March 3, 2006


  EX-99.2 (a)

(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1



  EX-99.2 (b)

(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1



  EX-99.2 (c)

(logo) MIDLANDLOANSERVICES


Management's Assertion

As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.


MIDLAND LOAN SERVICES, INC

/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice-President &
Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer

February 17, 2006


A Member of the PNC Financial Services Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F

(page)


MIDLAND LOAN SERVICES, INC.

APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * Be mathematically accurate
    * Be prepared within forty-five (45) calendar days after the cutoff date
    * Be reviewed and approved by someone other than the person who prepared the reconciliation
    * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

(page)


 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

(page)


Exhibit A


LaSalle Bank National Association


13 Affiliates of General Growth Properties, 1997 Collateralized Fixed Rate Notes

Anthracite CDO II Depositor, LLC. Commercial Mortgage Pass-Through Certificates, Series 2002-WGL-1

Artesia Mortgage CMBS, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C1

Asset Securitization Corporation, Commercial Mortgage Pass-Through Certificates, Series 1995-Dl

Aventura Mall Venture, Commercial Mortgage Notes, Series 1998

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-1

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-4

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-6

Bank of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-2

Bank of America Commercial Mortrgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-5

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Corporate Lease-Backed Certificates, Series 1999-CLF1

Calwest Funding, LLC, Calwest Industrial Trust Commecial Mortgage Pass-Through Certificates, Series 2002-CALW

Capital Lease Funding Securitization, L.P., Corporate Credit-Backed Pass-Through Certificates, Series 1997-CTL-1

Citigroup Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series CD 2005-CD1

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1996-C1

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1997-ML1

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1999-C1

Commercial Mortgage Acceptance Corporationv, Commercial Mortgage Pass-Through Certificates, Series 1998-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP3

CRP Affordable Housing No. 2, LLC, Commercial Mortrgage Pass-Through Certificates, 2004

Deutsche Mortgage & Asset Receiving Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-FL1O


(page)


Exhibit A


Deutsche Mortgage & Asset Receiving Corp., Mall of America Certificates, Series 2005-FL10 MOA

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2001-CIT1

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2003-FL8

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2003-FL9

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-CNL

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-HTL1

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

EQI Financial Partnership I, L.P., Commercial Mortgage Bonds, Series 1997-1

First Chicago Capital Corporation (Banc One), Commercial Mortgage Pass-Through Certificates, Series 2000-Cl

Four Times Square Trust, Commercial Mortgage Pass-Through Certificates, Series 2000-4TS

GE Capital Commercial Mortgage Corporation, Commercial Mortgage Pass Through Certificates. Series 2003-C2

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Global Signal Trust, Commercial Mortgage Pass-Through Certificates, Series
2004-1

Global Signal Trust II, Commercial Mortgage Pass-Through Certificates, Series 2004-2

GMAC Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-2

GMAC Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Seres 2003-C3

GMAC Commercial Mortgage Securities. Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Greenwich Capital Acceptance Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-ZC2

Greenwich Capital Acceptance Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-ZC-l


(page)


Exhibit A


GS Mortgage Securities Corporation II, Duke Weeks Industrial Trust Commercial Cortgage Pass-Through Certificates, Series 2000-DW1

Heller Financial Commercial Mortgage Asset Corp., Mortgage Pass-Through Certificates, Series 2000 PH-1

IMPAC Assets Corp., Collateralized Mortgage Bonds, Series 1998-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CIBC7

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-PNC1

J.P. Morgan Commercial Mortgage Finance Corp., Mortgage Pass-Through Certificates, Series 1997-C5

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP5

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LDP1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-C7

Merril Lynch Mortgage Investors Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-CIP1

Merrill Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-BPC1

Midland Realty Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1996-C1

Midland Realty Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1996-C2

Morgan Stanley Capital I Inc., Commerical Mortgage Pass-Through Certificates, Series 2004-IQ7

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

Morgan Stanley Capital I, Inc.,, Commercial Mortgage Pass-Through Certificates, Series 2005-IQ9

Morgan Stanley Dean Witter Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-XLPGM


(page)


Exhibit A


Mortgage Capital Funding I, Inc., Multifamily/Commercial Mortgage Pass-Through Certificates, Series 1997-MC2

NationsLink Funding Corporation, Commercial Loan Pass-Through Certificates, Series 1999-LTL-1

Nomura Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1994-C3

Paragon Hotel Finance Company, Floating Rate Commercial Mortgage-Backed Bonds, Series 2003-CTF

Penn Mutual Life Insurance Co., Commercial Mortgage Pass-Through Certificates, Series 1996-PML

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-Cl

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-C2

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Prudential Securities Secured Financing Corporation, Commercial Mortgage Pass-Through Certificates, Series 1995-MCF-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, 2001-CDC

Salomon Brothers Mortgage Securities VII, Inc., Mortgage Pass-Through Certificates, Series 1996-Cl

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-MM

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2002-CDC

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-CDC

SBA CMBS-1 Depositor, LLC, Commercial Mortgage Pass-Through Certificates. 1

Structured Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1995-Cl

Structured Asset Securities Corporation, Multiclass Pass-Through Certificates, Series 1996-CFL

Structured Asset Securities Corporation, MeriStar Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 1999-Cl

Structured Asset Securities Corporation, Multicass Pass-Through Certificates, Series 2000-LLF C7

Structured Asset Securities Corporation, Multidass Pass-Through Certificates, Series 2001-LLF C4

Structured Asset Securities Corporation, Lehman Brothers Floating Rate Commercial Mortgage Trust Muiticlass Pass-Through Certificates, Series 2002-LLP C3

Structured Asset Securities Corporation, Multiclass Pass-Through Certificates, Series 2003-LLF C2


(page)


Exhibit A


TIAA Retail Commercial, L.L.C., TIAA Retail Commercial Mortgage Trust, Series 1999-1

UBS Asset Securitization Corporation, Commercial Mortgage Pass-Through Certificates, Series 2001-WM

Vornado Finance L.L.C., Commercial Mortgage-Backed Notes, Series 2000-VN0

Washington Mutual Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2003-Cl

World Financial Properties Tower D Finance Corp., Pass-Through Certificates, Series 1996-WFP-D


  EX-99.2 (d)

Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 3, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. Capital Markets Servicing Group ("CMSG") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), except for minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers.

As of and for this same period, Bank of America, N.A. had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Sean D. Reilly
Sean D. Reilly
Principal - Commercial Loans Site Manager


/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President




  EX-99.3 (a)

(logo) MIDLANDLOANSERVICES

03/08/2006

Ms. Nikora Groomes
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA          21045-1951

Via UPS
(410) 884-2020


GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through
Certificates, Series 2005-C4
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


/s/ Steven W. Smith      3/8/06
Steven W. Smith           Date
Executive Vice President




A member of The PNC Financial Services Group

10851 Mastin * P.O. Box 25965 * Shawnee Mission Kansas 66225-5965

www.midlandls.com * 913 253 9000 T * 913 253 9001 F

(page)

(logo)


cc:
Mr. Stephen Hogue
Bank of America Commercial Mortgage Inc.
NC1-027-021-02
214 N Tryson St
Charlotte, NC 28255-0000
Mr. Edmund Taylor
Credit Suisse First Boston Mortgage Securities Corporation
11 Madison Avenue
New York, NY 10010-0000
Mr. Lanie Kaye
Deutsche Bank Securities Inc.
60 Wall Street
New York, NY 10005
Mr. Daniel Vinson
GE Commercial Mortgage Corporation
c/o General Electric Capital Corporation
Capital Markets
125 Park Avenue, 10th Floor
New York, NY 10017-0000
Mr. Steven Schwartz
Managing Director
J.P. Morgan Commercial Mortgage Finance Corp.
60 Wall Street
New York, NY 10260-0000
Mr. David Rogers
Merrill Lynch, PFS
4 World Financial Center, 16th Floor
New York, NY 10080-0000
Attn: Commercial Mortgage Surveillance
Moody's Investor Services, Inc.
99 Church Street, 4th Floor
New York, NY 10007-0000



  EX-99.3 (b)

(logo) MIDLANDLOANSERVICES

03/08/2006

Ms. Nikora Groomes
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA          21045-1951

Via UPS
(410) 884-2020


GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through
Certificates, Series 2005-C4
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


/s/ Steven W. Smith      3/8/06
Steven W. Smith           Date
Executive Vice President




A member of The PNC Financial Services Group

10851 Mastin * P.O. Box 25965 * Shawnee Mission Kansas 66225-5965

www.midlandls.com * 913 253 9000 T * 913 253 9001 F

(page)

(logo)


cc:
Mr. Stephen Hogue
Bank of America Commercial Mortgage Inc.
NC1-027-021-02
214 N Tryson St
Charlotte, NC 28255-0000
Mr. Edmund Taylor
Credit Suisse First Boston Mortgage Securities Corporation
11 Madison Avenue
New York, NY 10010-0000
Mr. Lanie Kaye
Deutsche Bank Securities Inc.
60 Wall Street
New York, NY 10005
Mr. Daniel Vinson
GE Commercial Mortgage Corporation
c/o General Electric Capital Corporation
Capital Markets
125 Park Avenue, 10th Floor
New York, NY 10017-0000
Mr. Steven Schwartz
Managing Director
J.P. Morgan Commercial Mortgage Finance Corp.
60 Wall Street
New York, NY 10260-0000
Mr. David Rogers
Merrill Lynch, PFS
4 World Financial Center, 16th Floor
New York, NY 10080-0000
Attn: Commercial Mortgage Surveillance
Moody's Investor Services, Inc.
99 Church Street, 4th Floor
New York, NY 10007-0000



  EX-99.3 (c)

(logo) MIDLANDLOANSERVICES

03/08/2006

Ms. Barbara L. Marik
First Vice President
LaSalle Bank National Association
135 South LaSalle Street, Suite 1625
Chicago, IL
USA 60603-0000

Via UPS
(312) 904-7323


GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C3
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


/S/ Steven W. Smith
Steven W. Smith
Executive Vice President

3/8/06
Date


A member of The PNC Financial Services Group

10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965

www.midlandls.com 913 253 9000 T   913 253 9001 F





  EX-99.3 (d)


(logo) Bank of America


Bank of America N.A.
900 West Trade Street
Suite 650
NC1-026-06-01
Charlotte, NC 28255
www.bankamerica.com



ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE
(Fireman's Fund Whole Loan)


Re: GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C4 (the "Trust"), created pursuant to that certain pooling and servicing agreement, dated as of December 1, 2005 (the "Pooling and Servicing Agreement"), among GE Commercial Mortgage Corporation, as depositor, Midland Loan Services, Inc., as servicer, Midland Loan Services, Inc., as special servicer, Wells Fargo Bank, N.A., as trustee, and ABN AMRO Bank N.V., as fiscal agent.


In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., (the "Lead Servicer"), with respect to the Fireman's Fund Whole Loan (as defined in the Pooling and Servicing Agreement) a part of which is included in the Trust, under that certain pooling and servicing agreement (the "Lead Servicing Agreement") dated as of October 1, 2005, among Banc of America Commercial Mortgage Inc., as depositor, the Lead Servicer, Midland Loan Services, Inc., as special servicer, LNR Partners, Inc., as special servicer (with respect to the 417 Fifth Avenue Loan), LaSalle Bank National Association, as trustee and REMIC administrator, and ABN AMRO Bank N.V., as fiscal agent, hereby certifies, to the extent that the following information is within our normal area of responsibilities and duties under the Lead Servicing Agreement, that (i) with respect to the Fireman's Fund Whole Loan, a review of the activities for the period ending December 31, 2005 and of the Lead Servicer's performance under the Leading Servicing Agreement dated as of October 1, 2005, have been made under my supervision; (ii) to the best of my knowledge, based on such review, the Lead Servicer, with respect to the Fireman's Fund Whole Loan, has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) the Lead Servicer, with respect to the Fireman's Fund Whole Loan, has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

(page)

Bank of America, N.A

/s/Sean D. Reilly
Sean D. Reilly
Principal

/s/H. Michael Lumadue
H. Michael Lumadue
Vice President






  EX-99.4

           No distributions to Certificateholders were made during the fiscal period covered by this report.